Form 10-K
period 1994-12-31
TECHNOLOGY FUNDING PARTNERS I
filed 1995-03-20
CIK 744964

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For The Year Ended December 31, 1994

                                    OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

            For the transition period from N/A to N/A
                                           ---    ---

                      Commission File No. 0-13554

                     TECHNOLOGY FUNDING PARTNERS I
         ------------------------------------------------------
         (Exact name of Registrant as specified in its charter)

          CALIFORNIA                            77-0020778
- -------------------------------    ----------------------------------
(State or other jurisdiction of   (I.R.S. Employer Identification No.)
incorporation or organization)

2000 Alameda de las Pulgas, Suite 250
San Mateo, California                                           94403
- ---------------------------------------                      --------
(Address of principal executive offices)                    (Zip Code)

                              (415) 345-2200
             --------------------------------------------------
            (Registrant's telephone number, including area code)


Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  Limited
  Partnership Units

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.                                                   Yes  X  No
                                                            ---    ---
Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of
this Form 10-K or any amendment to this Form 10-K.               [   ]
No active market for the units of limited partnership interests ("Units") exists, and therefore the market value of such Units cannot be determined.
Documents incorporated by reference: Portions of the Prospectus dated May 13, 1985 forming a part of Registration Statement No. 2-90641 under the Securities Act of 1933 are incorporated by reference in Parts I and III hereof. Portions of the Prospectus of Technology Funding Medical Partners I, L.P., as modified by Cumulative Supplement No. 4 dated January 4, 1995, forming a part of the May 3, 1993, Pre-Effective Amendment No. 3 to the Form N-2 Registration Statement No. 33-54002 dated October 30, 1992, is incorporated by reference in Part III hereof.

PART I

Item 1.  BUSINESS
- ------   --------

Technology Funding Partners I (hereinafter referred to as the "Partnership" or the "Registrant") is a limited partnership organized under the laws of the State of California on February 27, 1984. The purpose of the Partnership is to provide venture capital financing to high technology companies, joint ventures and equity partnerships as described in the "Introductory Statement" and "Business of the Partnership" sections of the Prospectus dated May 13, 1985 that forms a part of Registrant's Form S-1 Registration Statement No. 2-90641, which sections are incorporated herein by reference. Additional characteristics of the Partnership's business are discussed in the "Risk Factors" and "Conflicts of Interest" sections of the Prospectus, which sections are also incorporated herein by reference. The Partnership's Amended and Restated Limited Partnership Agreement ("Partnership Agreement") provides that the Partnership will continue until December 31, 2004, unless terminated sooner.

Item 2.  PROPERTIES
- ------   ----------

The Registrant has no material physical properties.

Item 3.  LEGAL PROCEEDINGS
- ------   -----------------

There are no material pending legal proceedings to which the Registrant is party or of which any of its property is the subject, other than ordinary routine litigation incidental to the business of the Partnership.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------   ---------------------------------------------------

No matter was submitted to a vote of the holders of Units in 1994.

PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
- ------   -------------------------------------------------------------
         MATTERS
         -------

        (a) There is no established public trading market for the Units.

        (b) At December 31, 1994, there were 1,924 record holders of
            Units.

        (c) The Registrant, being a partnership, does not pay dividends. Cash distributions, however, may be made to the partners pursuant to the Registrant's Partnership
            Agreement.

Item 6.  SELECTED FINANCIAL DATA
- ------   -----------------------



                                             For the Years Ended and As of December 31,
                                -----------------------------------------------------------
                                    1994            1993        1992        1991        1990
                                    ----            ----        ----        ----        ----


Interest income            	     $    61,587        131,812     175,031     114,511     103,394
Net operating loss                 (658,711)      	(546,645) 	  (445,099)   (557,637)   (496,721)
Net realized gain from sale
  of investments                         --         	13,312     909,775   1,205,944   2,744,807
Realized losses from
  investment write-downs                 --     	(2,058,519)    	(13,104)   (315,120)   (510,875)
Provision for loan losses                --             --    (731,366)   (226,119)   (137,483)
Net realized (loss) income         (658,711)    	(2,591,852)   	(279,794)    107,068   1,599,728
Change in net unrealized
 fair value:
  Equity investments          (2,709,091)     	1,386,881          --          --          --
  Secured notes receivable	       (41,000)       148,000          --          --          --
Cumulative effect on prior
 periods of changing to the
 fair value method of
 accounting for investments              --     10,960,136          --          --          --
Net (loss) income                (3,408,802)     9,903,165    	(279,794)    107,068   1,599,728
Net realized (loss) income
 per Unit                               (39)          (154)        (17)          6          87
Total assets	                     13,192,265     15,950,213   	3,845,892   4,248,460   3,999,943
Short-term borrowings            (2,889,002)    (2,236,971)         --          --          --
Distributions declared                   --             --          --          --    (961,596)





Refer to the financial statement notes entitled "Summary of Significant Accounting Policies" and "Allocation of Profits and Losses" for a description of the method of calculation of net realized income (loss) per Unit.

Refer to the financial statement note entitled "Change in Method of Accounting for Investments" for a description of an accounting change made prospectively in 1993.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
- ------   -----------------------------------------------------------
AND RESULTS OF OPERATIONS
- -------------------------

Liquidity and Capital Resources
- -------------------------------

In 1994, net cash used by operations totaled $720,122. The Partnership paid management fees of $332,760 to the Managing General Partner and reimbursed related parties for operating expenses of $145,850 in 1994. Other operating expenses of $57,194 were paid and interest income of $1,464 was received. The Partnership also paid $185,782 in interest on short-term borrowings.

During the first quarter of 1994, the Partnership established a new line of credit with a financial institution. The maximum borrowing capacity at December 31, 1994 was $3,300,000; however, the actual borrowing capacity in the future may be lower based on collateral value. The outstanding balance at December 31, 1994 was $2,889,002. The maximum and weighted average amounts outstanding during the year ended December 31, 1994 were $2,889,002 and $2,552,627, respectively. The Partnership's investments in Viewlogic Systems, Inc. and Cytocare, Inc. are pledged as collateral.

The cash and cash equivalents balance at December 31, 1994 was $421. Future proceeds from the sale of investments and General Partner support are expected to be adequate to fund
Partnership operations through the next twelve months.

Results of Operations
- ---------------------

1994 compared to 1993
- ---------------------

Net loss was $3,408,802 in 1994 compared to a net income of $9,903,165 in 1993. The 1993 net income was primarily due to the cumulative effect at January 1, 1993 of $10,960,136 from the Partnership adopting the fair value method of accounting for investments. In addition, other changes related to decreases of $4,095,972 and $189,000 in fair value of equity investment and secured notes receivable, respectively, a $70,225 decrease in interest income and an increase in operating expenses of $41,841. These changes were partially offset by a $2,058,519 decrease in realized losses from investment write-downs.

During 1994, the decrease in fair value of equity investments of $2,709,091 was primarily due to market price declines for public portfolio companies in the electronic design automation and medical industries. In 1993, the increase of $1,386,881 was primarily attributable to increases in the electronic design automation and computer systems and software industries, partially offset by decreases in the medical industry.

In 1994, the Partnership recorded a decrease in the fair value of secured notes receivable of $41,000 based upon the level of loan loss reserves deemed adequate by the Managing
General Partner. An increase of $148,000 was recorded in 1993, primarily due to the conversion of secured notes receivable to equity investments.

Interest income was $61,587 and $131,812 in 1994 and 1993, respectively. The decrease was primarily due to lower average outstanding balances on interest-bearing notes receivable.

Total operating expenses were $387,538 and $345,697 in 1994 and 1993, respectively. The increase was primarily due to higher short-term borrowings interest expense, partially offset by lower investment operations, professional fees and computer services expense as a result of lower overall portfolio activity.

There were no realized losses from investment write-downs in 1994. In 1993, the Partnership realized losses from investment write-downs of $2,058,519 primarily from the write-off of equity investments and secured notes receivable in a portfolio company in the computer systems and software industry. The company terminated operations in late 1993 due to its inability to secure additional financing.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.


1993 compared to 1992
- ---------------------

Net income was $9,903,165 in 1993 compared to a net loss of $279,794 in 1992. The change was primarily due to the Partnership adopting the fair value method of accounting for investments in 1993. The cumulative effect of this change on prior periods resulted in an increase in income of $10,960,136 as investments were recorded at total fair value which exceeded the total cost basis. In addition, the change in net unrealized fair value of equity investments increased by $1,386,881 while the provision for loan losses decreased by $731,366. These increases were partially offset by a $2,045,415 increase in realized losses from investment write-downs and a $896,463 decrease in realized gains from the sale of investments.

The change in fair value of equity investments reflected a net increase in the fair value of the Partnership's holdings. In 1993, the increase of $1,386,881 was primarily attributable to increases in portfolio companies in the electronic design automation and computer systems and software industries, partially offset by decreases in the medical industry. No such change was recorded for the same period in 1992 as the Partnership previously accounted for its investments on a cost basis.

In 1993, the Partnership recorded an increase in the change in fair value of secured notes receivable of $148,000 based upon the level of loan loss reserves deemed adequate by the Managing General Partner. The 1993 change was primarily due to the conversion of secured notes receivable to equity investments. In 1992, the decrease in fair value was recorded as a provision for loan losses and was reflected as a realized loss since the Partnership accounted for secured notes receivable on a cost basis. The provision for loan losses in 1992 was $731,366.

In 1993, the Partnership realized losses from investment write-downs of $2,058,519 primarily from the write-off of equity investments and secured notes receivable in a portfolio company in the computer systems and software industry; the note fundings were made during 1993 to help the company continue operations. The company terminated operations in late 1993 due to its inability to secure additional financing. During the same period in 1992, realized losses of $13,104 were recorded related to portfolio companies in the medical and computer systems and software industries.

Realized gains from the sale of investments of $13,312 in 1993 related to Laserscope. Realized gains of $909,775 in 1992 related to the sale of investments in Triconex
Corporation.

Operating expenses were $345,697 and $287,370 in 1993 and 1992, respectively. The increase was primarily due to higher short-term borrowings interest expense, partially offset by lower investment operations, and administrative and investor services expenses due to lower portfolio monitoring activities.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- ------   -------------------------------------------

The financial statements of the Registrant are set forth in
Item 14.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
- ------   -----------------------------------------------------------
         AND FINANCIAL DISCLOSURE
         ------------------------

Registrant has reported no disagreements with its accountants on matters of accounting principles or practices or financial statement disclosure.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
- -------  ---------------------------------------------------

As a partnership, the Registrant has no directors or executive officers. Technology Funding Ltd., a California limited partnership ("TFL") and Technology Funding Inc., a California corporation ("TFI") and wholly-owned subsidiary of TFL, are the General Partners of the Partnership. TFI is the Managing General Partner. Information concerning the ownership of TFL and the business experience of the key officers of TFI and the partners of TFL is incorporated by reference from the sections entitled "Management of the Partnership - The General Partners" and "Management of the Partnership - Key Personnel" in the Prospectus, which are incorporated herein by reference. Changes in this information that have occurred since the date of the Prospectus are included in the Technology Funding Medical Partners I, L.P. Prospectus, as modified by Cumulative Supplement No. 4 dated January 4, 1995, forming a part of the May 3, 1993 Pre-Effective Amendment No. 3 to the Form N-2 Registration Statement No. 33-54002 dated October 30, 1992 which is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION
- -------  ----------------------

As a partnership, the Registrant has no officers or directors. In 1994, the Partnership incurred $332,760 in management fees. The fees are designed to compensate the General Partners for General Partner Overhead incurred in performing management duties for the Partnership through December 31, 1994. General Partner Overhead (as defined in the Partnership Agreement) includes rent, utilities, and certain salaries and benefits paid by the General Partners.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
- -------  ---------------------------------------------------
         MANAGEMENT
         ----------

Not applicable. No limited partner beneficially holds more than 5% of the aggregate number of Units held by all Limited Partners, and neither the General Partners nor any of their officers, directors or partners own any Units. The General Partners control the affairs of the Partnership pursuant to the Partnership Agreement.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- -------  ----------------------------------------------

The Registrant has engaged in no transactions with the General Partners or their officers and partners other than as described above, in the notes to the financial statements, or in the Prospectus.


                                    PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
- -------  ------------------------------------------------------------
8-K
- ---

         (a) List of Documents filed as part of this Annual Report on Form 10-K

              (1) Financial Statements - the following financial statements are filed as a part of this Report:

                   Independent Auditors' Report
                   Balance Sheets as of December 31, 1994
                     and 1993
                   Statements of Operations for the years
                     ended December 31, 1994, 1993 and 1992
                   Statements of Partners' Capital for the years
                     ended December 31, 1994, 1993 and 1992
                   Statements of Cash Flows for the years
                     ended December 31, 1994, 1993 and 1992
                   Notes to Financial Statements

              (2)  Financial Statement Schedules

All schedules have been omitted because they are not applicable or the required information is included in the financial statements or the notes thereto.

              (3)  Exhibits

Registrant's Amended and Restated Limited
Partnership Agreement (incorporated by reference to Exhibit A to Registrant's Prospectus dated May 13,
1985, included in Registration Statement No. 2-
90641 filed pursuant to Rule 424(b) of the General
Rules and Regulations under the Securities Act of
1933).

          (b)  Reports on Form 8-K

               No reports on Form 8-K were filed by the Registrant during the year ended December 31, 1994.

          (c) Financial Data Schedule for the year ended and as of December 31, 1994 (Exhibit 27).

                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------

The Partners
Technology Funding Partners I:


We have audited the accompanying balance sheets of Technology Funding Partners I (a California limited partnership) as of December 31, 1994 and 1993, and the related statements of operations, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of certain securities owned by correspondence with the individual investee companies and a physical examination of those securities held by a safeguarding agent as of December 31, 1994 and 1993. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Technology Funding Partners I as of December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1994 in conformity with generally accepted accounting principles.
As discussed in Note 10 to the financial statements, in 1993 the Partnership changed its method of accounting for investments from a cost basis to a fair value basis.
As explained in Notes 1, 6 and 7, the financial statements include investments of $13,105,603 and $15,795,571 (128% and 115% of partners'
capital) as of December 31, 1994 and 1993, respectively, whose values, in certain circumstances, have been estimated by the Managing General Partner in the absence of readily ascertainable market values. We have reviewed the procedures used by the Managing General Partner in arriving at its estimate of value of such investments and have inspected underlying documentation, and, in the circumstances, we believe the procedures are reasonable and the documentation appropriate. However, because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and the difference could be material.




San Francisco, California                      KPMG Peat Marwick LLP
March 17, 1995

BALANCE SHEETS
- --------------

                                                     December 31,
                                                  ------------------
                                                  1994         1993
                                                  ----         ----

ASSETS

Investments:
  Equity investments (cost basis of
   $2,768,651 and $2,642,169 for 1994
   and 1993, respectively)                    $12,622,577  15,205,186
  Secured notes receivable, net
   (cost basis of $592,026 and
   $658,385 for 1994 and 1993,
   respectively)                                  483,026     590,385
                                               ----------  ----------

    Total investments                          13,105,603  15,795,571

Cash and cash equivalents                             421      68,512

Prepaid management fees                            83,190      83,190

Due from related parties                            3,051       2,940
                                               ----------  ----------

    Total                                     $13,192,265  15,950,213
                                               ==========  ==========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses         $    27,194      28,371

Short-term borrowings                           2,889,002   2,236,971
                                               ----------  ----------

    Total liabilities                           2,916,196   2,265,342

Commitments and subsequent events
  (Notes 4 and 11)

Partners' capital:
  Limited Partners
   (Units outstanding of 16,643
   for both 1994 and 1993)                        442,170   1,094,294
  General Partners                                 88,973      95,560
  Net unrealized fair value increase
    (decrease) from cost:
    Equity investments                          9,853,926  12,563,017
    Secured notes receivable                     (109,000)    (68,000)
                                               ----------  ----------

    Total partners' capital                    10,276,069  13,684,871
                                               ----------  ----------

      Total                                   $13,192,265  15,950,213
                                               ==========  ==========

See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS
- -----------------------

                                 For the Years Ended December 31,
                               ----------------------------------
                                1994          1993          1992
                                ----          ----          ----

Interest income            $   61,587         131,812      175,031

Costs and expenses:
    Management fees           332,760         332,760      332,760
    Operating expenses:
     Administrative and
      investor services       129,691         127,907      139,063
     Computer services         29,506          43,718       46,948
     Investment operations     19,011          44,015       58,210
     Professional fees         23,548          43,086       37,321
     Interest expense         185,782          86,971        5,828
                            ---------      ----------      -------

    Total operating expenses  387,538         345,697      287,370
                            ---------      ----------      -------

  Total costs and expenses    720,298         678,457      620,130
                            ---------      ----------      -------

Net operating loss           (658,711)       (546,645)    (445,099)

  Provision for loan losses        --              --     (731,366)
  Net realized gain from
   sale of investments             --          13,312      909,775
  Realized losses from
   investment write-downs          --      (2,058,519)     (13,104)
                            ---------      ----------      -------

Net realized loss            (658,711)     (2,591,852)    (279,794)

Change in net unrealized
  fair value:
  Equity investments       (2,709,091)      1,386,881           --
  Secured notes receivable    (41,000)        148,000           --

Cumulative effect on prior
  periods of changing to the
  fair value method of
  accounting for
  investments                      --      10,960,136           --
                            ---------      ----------      -------

Net (loss) income         $(3,408,802)      9,903,165     (279,794)
                            =========      ==========      =======

Net realized loss
 per Unit                 $       (39)           (154)         (17)
                            =========      ==========      =======

See accompanying notes to financial statements.

STATEMENTS OF PARTNERS' CAPITAL
- -------------------------------

For the years ended December 31, 1994, 1993 and 1992:

                                                      Net Unrealized Fair Value
                                                    Increase (Decrease) From Cost
                                                    -----------------------------
                             Limited      General      Equity       Secured Notes
                             Partners     Partners    Investments     Receivable     Total
                             --------     --------    -----------     ----------     -----



Partners' capital,
 December 31, 1991        $ 3,937,223       124,277            --            --     4,061,500

Net realized loss            (276,996)       (2,798)           --            --      (279,794)
                            ---------       -------    ----------       -------    ----------

Partners' capital,
 December 31, 1992          3,660,227       121,479            --            --     3,781,706

Net realized loss          (2,565,933)	      (25,919)           --            --    (2,591,852)

Change in net unrealized
  fair value:
  Equity investments               --            --     	1,386,881            --     1,386,881
  Secured notes receivable         --            --            --       148,000       148,000

Cumulative effect on prior
 periods of changing to the
 fair value method of
 accounting for investments        --            --    	11,176,136      (216,000)   10,960,136
                            ---------       -------    ----------       -------    ----------

Partners' capital,
 December 31, 1993          1,094,294        95,560    	12,563,017       (68,000)   13,684,871

Net realized loss            (652,124)	       (6,587)           --            --      (658,711)

Change in net unrealized
  fair value:
  Equity investments               --            --    (2,709,091)           --    (2,709,091)
  Secured notes receivable         --            --            --       (41,000)      (41,000)
                            ---------       -------    ----------       -------    ----------

Partners' capital,
 December 31, 1994        $   442,170        88,973     9,853,926      (109,000)   10,276,069
                            =========       =======    ==========       =======    ==========

See accompanying notes to financial statements.


STATEMENTS OF CASH FLOWS
- ------------------------


                               For the Years Ended December 31,
                               -----------------------------------
                                     1994        1993     1992
                                     ----        ----     ----


Cash flows from operations:
  Interest received              $   1,464      78,648    102,245
  Interest paid on short-term
    borrowings                    (185,782)    (86,971)    (5,828)
  Cash paid to vendors             (57,194)    (73,920)   (81,704)
  Cash paid to related parties    (478,610)   (553,452)  (488,744)
                                   -------   ---------  ---------

    Net cash used by operations   (720,122)   (635,695)  (474,031)
                                   -------   ---------  ---------
Cash flows from investing activities:
  Secured notes receivable issued  	     --    (950,450)(1,300,000)
  Repayments of convertible and
   secured notes receivable             --      11,999    158,333
  Purchase of equity investments        --    (793,000)  (559,710)
  Proceeds from sale of investments     --      78,625  1,634,642
                                   -------   ---------  ---------

    Net cash used by
     investing activities               --  (1,652,826)   (66,735)
                                   -------   ---------  ---------

Cash flows from financing activities:
  Proceeds from short-term
    borrowings	                     652,031   2,236,971         --
                                   -------   ---------  ---------

    Net cash provided by financing
     activities                    652,031   2,236,971         --
                                   -------   ---------  ---------

Net decrease in cash and
 cash equivalents                  (68,091)    (51,550)  (540,766)

Cash and cash equivalents
 at beginning of year               68,512     120,062    660,828
                                   -------   ---------  ---------

Cash and cash equivalents
 at end of year                  $     421      68,512    120,062
                                  ========   =========  =========

See accompanying notes to financial statements.

- -----------------------------------


                               For the Years Ended December 31,
                           --------------------------------------
                               1994         1993          1992
                               ----         ----          ----



Reconciliation of net
 (loss) income to net cash
 used by operations:

Net (loss) income           $(3,408,802)   9,903,165    (279,794)

Adjustments to reconcile
 net (loss) income to
 net cash used by
 operations:
   Realized losses from
    investment write-downs           --    2,058,519      13,104
   Net realized gain from
    sale of investments              --      (13,312)   (909,775)
   Provision for loan losses         --           --     731,366
   Change in net unrealized
    fair value:
      Equity investments      2,709,091   (1,386,881)         --
      Secured notes
       receivable                41,000     (148,000)         --
   Cumulative effect of a
    change in accounting
    principle                        --  (10,960,136)         --
   Amortization of discount
    on notes receivable          (1,183)        (600)     (1,922)

Changes in:
   Accrued interest on
    convertible and secured
    notes receivable            (58,940)     (52,564)    (70,864)
   Other assets                      --          (71)    162,522
   Accounts payable and
    accrued expenses             (1,177)         941      (2,369)
   Other liabilities                 --           --    (157,161)
   Due from/to related
    parties                        (111)     (36,756)     40,862
                             ----------    ---------    --------

Net cash used by operations $  (720,122)    (635,695)   (474,031)
                             ==========    =========     =======

Non-cash investing activities:

Notes receivable and accrued
 interest converted to
 equity investments         $   125,000    1,305,055     143,940
                             ==========    =========     =======

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS
- -----------------------------

1.  Summary of Significant Accounting Policies
    ------------------------------------------

Organization
- ------------

Technology Funding Partners I (the "Partnership") is a limited partnership organized under the laws of the State of California on February 24, 1984. The purpose of the Partnership is to provide venture capital financing to and participate in the management of high technology companies, equity partnerships, and joint ventures. The General Partners are Technology Funding Ltd. ("TFL") and Technology Funding Inc. ("TFI"), a wholly-owned subsidiary of TFL. TFI is the Managing General Partner. The registration statement of the Partnership, filed with the Securities and Exchange Commission, became effective on June 18, 1984. The Partnership commenced selling units of limited partnership interest ("Units") on June 18, 1984. On September 26, 1984 the minimum number of Units required to form the Partnership (1,500) had been sold. On June 28, 1985, the offering terminated with 16,643 Units sold. The Partnership Agreement provides that the Partnership will continue until December 31, 2004, unless terminated sooner.

Cash and Cash Equivalents
- -------------------------

Cash and cash equivalents are principally comprised of cash invested in money market instruments. The Partnership considers all money market instruments with an original maturity of three months or less to be cash equivalents.

Provision for Income Taxes
- --------------------------

No provision for income taxes has been made by the Partnership, as the Partnership is not directly subject to taxation. The partners are to report their respective shares of Partnership income or loss on their individual tax returns.

Since the accompanying financial statements are prepared using generally accepted accounting principles which may not equate to tax accounting, the Partnership's total tax basis in investments was higher than the reported total cost basis of $3,360,677 by $980,198 as of December 31, 1994.

Net Realized Income (Loss) Per Unit
- -----------------------------------

Net realized income (loss) per Unit is calculated by dividing the number of Units outstanding (16,643) as of December 31, 1994, 1993 and 1992 into the total net realized income (loss) allocated to the Limited Partners. The General Partners contributed an amount equal to 1% of total Limited Partner capital contributions and did not receive any Partnership Units.

Investments:
- -----------

The Partnership's method of accounting for investments, in accordance with generally accepted accounting principles, is the fair value basis used for investment companies. The fair value of Partnership investments is their initial cost basis with changes as noted below:

     Equity Investments
     ------------------

The fair value for publicly-traded equity investments (marketable equity securities) is based upon the five day average closing sales price or bid/ask price that is available on a national securities exchange or over-the-counter market. Certain publicly-traded equity investments may not be marketable due to selling restrictions. For publicly-traded equity investments with selling restrictions, an illiquidity discount of 25% is applied when determining fair value. Sales of equity investments are recorded on the trade date. The basis on which cost is determined in computing realized gains or losses is generally specific identification.

Other equity investments, which are not publicly traded, are generally valued utilizing pricing obtained from the most recent round of third party financings. Valuation is determined quarterly by the Managing General Partner. Included in equity investments are convertible or subordinated notes receivable as repayment of these notes may occur through conversion into equity investments.

Equity investments with temporary changes in fair value result in increases or decreases to the unrealized fair value of equity investments. The cost basis does not change. In the case of an other than temporary decline in value below cost basis, an appropriate reduction in the cost basis is recognized as a realized loss with the fair value being adjusted to match the new cost basis. Adjustments to fair value basis are reflected as "Change in net unrealized fair value of equity investments." Cost basis adjustments are reflected as "Realized losses from investment write-downs" on the Statements of Operations.

     Secured Notes Receivable, Net
     -----------------------------

The secured notes receivable portfolio includes accrued interest less the discount related to warrants and the allowance for loan losses. The portfolio approximates fair value through inclusion of an allowance for loan losses. Allowance for loan losses is reviewed quarterly by the Managing General Partner and is adjusted to a level deemed adequate to cover possible losses inherent in notes and unfunded commitments. Notes receivable are placed on nonaccrual status when, in the opinion of the Managing General Partner, the future collectibility of interest or principal is in doubt.

In conjunction with the secured notes granted to portfolio companies, the Partnership has received warrants to purchase certain shares of capital stock of the borrowing companies. The cost basis of the warrants and the resulting discount has been estimated by the Managing General Partner to be 1% of the principal balance of the original notes made to the borrowing companies. The discount is amortized to interest income on a straight-line basis over the term of the loan. Warrants received in conjunction with convertible notes are not assigned any additional costs. These warrants are included in the equity investment portfolio.

Nonrefundable fees received in connection with loan fundings are deferred and amortized to interest income over the contractual life of the loan using the effective interest method or the straight-line method if it is not materially different. Direct loan origination costs mainly consist of third-party costs and generally are reimbursed by portfolio companies.

2.  Financing of Partnership Operations
    -----------------------------------

The Managing General Partner expects cash received from the liquidation of Partnership investments and the collection of notes receivable will provide the necessary liquidity to service Partnership debt and fund Partnership operations. Until such future proceeds are received, the Partnership could be dependent upon the financial support of the Managing General Partner to fund operations. The Managing General Partner has committed to support the Partnership's working capital requirements through advances as necessary.

3.  Change in Net Unrealized Fair Value of Equity Investments
    ---------------------------------------------------------

In accordance with the accounting policy as stated in Note 1, the Statements of Operations include a line item entitled "Change in net unrealized fair value of equity investments." The table below discloses details of the changes:


                              For the Years Ended December 31,
                            -------------------------------------

                             1994             1993          1992
                             ----             ----          ----

Increase in fair value
 from cost of marketable
 equity securities        $ 8,548,474      9,881,614      6,780,165

Increase in fair value from
 cost of non-marketable
 equity securities          1,305,452      2,681,403      4,395,971
                           ----------     ----------     ----------

  Net unrealized fair
   value increase from
   cost at end of year      9,853,926     12,563,017     11,176,136

  Net unrealized fair
   value increase from
   cost at beginning of
   year                    12,563,017     11,176,136             --
                           ----------     ----------     ----------

Change in net unrealized
 fair value of equity
 investments              $(2,709,091)     1,386,881     11,176,136
                           ==========     ==========     ==========

4.  Related Party Transactions
    --------------------------

Included in costs and expenses are related party costs as follows:


                               For the Years Ended December 31,
                            -------------------------------------
                             1994           1993            1992
                             ----           ----            ----


Management fees            $332,760       332,760        332,760
Reimbursable operating
 expenses:
  Administrative and
   investor services         97,676       100,721         96,331
  Computer services          29,506        43,718         46,884
  Investment operations      18,557        39,497         53,631

Management fees are equal to two percent of the total limited partners' capital contributions. The fees will remain at this level in future years. Management fees compensate the Managing General Partner solely for General Partner Overhead (as defined in the Partnership Agreement) incurred in supervising the operations and management of the Partnership and the Partnership's investments. At December 31, 1994 and 1993, prepaid management fees of $83,190 represent the management fee paid for the following quarter of the respective year pursuant to the Partnership Agreement.

The Partnership reimburses the Managing General Partner and affiliates for operating expenses incurred in connection with the business of the Partnership. Reimbursable operating expenses include expenses (other than General Partner Overhead) such as administrative and investor services, computer services and investment operations. There were $3,051 and $2,940 of such expenses due from related parties at December 31, 1994 and 1993, respectively.

Under the terms of a computer service agreement, the Partnership paid Technology Administrative Management, a division of TFL, for its share of computer support costs for the years ended December 31, 1994, 1993 and 1992. These amounts are included in computer services expenses.

Officers of the General Partners occasionally receive stock options as compensation for serving on the Boards of Directors of portfolio companies. It is the General Partners' policy that all such compensation be transferred to the investing partnerships. If the options are non-transferable, they are not recorded as an asset of the Partnership. Any profit from the exercise of such options will be transferred if and when the options are exercised and the underlying stock is sold by the officers. At December 31, 1994, the Partnership had an indirect interest, worth approximately $7,970, in non-transferable Viewlogic Systems, Inc. and Cytocare, Inc. options.

5.  Allocation of Profits and Losses
    --------------------------------

Net profit and loss of the Partnership are allocated as follows:

A.  Losses:

(i) 99% to the Limited Partners as a group and 1% to the General Partners until such time as the aggregate amount of such losses exceed total Limited Partner capital account balances; then

(ii) Losses in excess of Limited Partner capital accounts will be allocated to the General Partners as a group.

B.  Profits:

(i) Net profits shall be first allocated to the general partners to the extent of losses allocated in A(ii); then

(ii) 90% to the Limited Partners as a group and 10% to the General Partners as a group until such time as the aggregate amount of cash and the value of securities distributed to the Limited Partners equals the aggregate amount of Limited Partner capital contributions; then

(iii)80% to the Limited Partners as a group and 20% to the General Partners as a group.

6.  Equity Investments
    ------------------

At December 31, 1994 and 1993, equity investments consisted of:





                                                   December 31, 1994      December 31, 1993
                                       Principal   -----------------      -----------------
                           Investment  Amount or   Cost        Fair        Cost         Fair
Industry/Company  Position    Date      Shares     Basis       Value       Basis        Value
- ----------------  --------    ----      ------     -----       -----       -----        -----


Computer Systems and Software
- -----------------------------
Quick Connect      Common
 Software, Inc.    shares      08/94     63,637 $        0           0          --          --
Wasatch Education  Common
 Systems           shares      05/86    131,255          0      15,958           0     111,903
 Corporation
Wasatch Education  Common
 Systems           warrants
 Corporation       at $1.31;
                   expiring
                   05/97       05/92    248,104          0           0           0           0
Wasatch Education  Common
 Systems           warrants
 Corporation       at $.50;
                   expiring
                   04/98       04/93    376,250          0           0           0     141,094
Wasatch Education  Common
 Systems           warrants
 Corporation       at $.50;
                   expiring
                   04/98       04/93    130,000          0           0           0      50,000
Wasatch Education  Series A
 Systems           Preferred
 Corporation       shares      06/93  1,300,000  1,300,000   1,300,000   1,300,000   1,300,000

Electronic Design Automation
- ----------------------------
Viewlogic Systems, Common
 Inc.              shares      12/91    555,460    447,397   9,572,352     447,397  11,516,794

Industrial/Business Automation
- ------------------------------
Acuity Imaging,    Common
 Inc. (formerly    shares      03/88     24,916     29,900     175,037      29,900     131,060
 Automatix, Inc.)
CogniSense         Series A
                   Preferred
                   shares      09/92     26,723     40,329           0      40,329           0

Medical
- -------
Cardiac Science,   Common      07/91-
 Inc.              shares      09/94    324,241      9,332      60,794       9,332     241,274
Cardiac Science,   Common
 Inc.              warrants
                   at $.15;
                   expiring
                   04/97       04/92    833,333         --          --       1,250     492,500
Cardiac Science,   Common
 Inc.              options
                   at $2.05;
                   expiring
                   12/97.
                   15,000 in total,
                   fully vested
                   in 12/95    12/92     10,000          0           0           0           0
Cardiac Science,   Common
 Inc.              shares      09/94    833,333    126,250     156,250          --          --
CEMAX, Inc.        Common
                   shares      06/86         64          0          96           0          96
CEMAX, Inc.        Common
                   shares      06/86      6,178          0       9,267           0       9,267
CEMAX, Inc.        Redeemable
                   convertible
                   Series A
                   Preferred
                   shares      05/92    237,275     95,147       3,559      95,147       3,559
CEMAX, Inc.        Redeemable
                   convertible
                   Series B
                   Preferred
                   shares      05/92     73,529     25,250     110,294      25,250     110,294
CEMAX, Inc.        Redeemable
                   convertible
                   Series C
                   Preferred
                   shares      05/92     62,056     93,084      93,084      93,084      93,084
CEMAX, Inc.        Subordinated
                   note (1)    11/93    $75,000         --          --      75,376      75,376
CEMAX, Inc.        Series D
                   Preferred
                   shares      10/94     25,619     76,858      76,858          --          --
Cytocare, Inc.     Common
                   shares      06/88    211,351    525,104   1,049,028     525,104     928,885
                                                 ---------  ----------   ---------  ----------

Total equity investments                        $2,768,651  12,622,577   2,642,169  15,205,186
                                                 =========  ==========   =========  ==========

- --  No investment held at end of period.
0   Investment active with a carrying value or fair value of zero.
(1) Subordinated note includes accrued interest.  The interest rate on the subordinated note was 4%.





Marketable Equity Securities
- ----------------------------

At December 31, 1994 and 1993, marketable equity securities had aggregate costs of $656,330 and $650,696, respectively, and aggregate fair values of $9,204,804 and $10,532,310, respectively. The net unrealized gains at December 31, 1994 and 1993 included gross gains of $8,548,474 and $9,882,214, respectively.

Acuity Imaging, Inc (formerly Automatix, Inc.)
- -----------------------------------------------

In January 1994, Automatix, Inc. changed its name to Acuity Imaging, Inc., merged with Itran Corporation, and had a 20 for 1 reverse common stock split. The Partnership's investment was converted into 24,916 marketable, unrestricted common shares of Acuity Imaging, Inc. The increase in the net unrealized fair value of $43,977 reflected the market price at December 31, 1994.

Cardiac Science, Inc.
- ---------------------

In September 1994, the company resumed operations after it completed a new round of equity financing. The company suspended operations in February 1994 pending such additional financing. Also in September 1994, the Partnership used its existing $125,000 note receivable from the company to exercise its warrant and received 833,333 common shares. In addition, 50,667 shares of common stock were received as consideration for interest on the note. At December 31, 1994, the Partnership recorded a change in fair value decrease of $641,730 mainly due to a market value decline as a result of the temporary suspension of operations. Related to the new private round of financing, all of the Partnership's common shares became restricted resulting in a 25% illiquidity discount from market value, which also contributed to the decrease in fair value.

CEMAX, Inc.
- -----------

In October 1994, the Partnership converted its subordinated note receivable (including interest) to the company in exchange for 25,619 Series D Preferred shares at $3.00 per share for a total cost of $76,858. This transaction did not affect the valuation of the Partnership's existing investments.

Cytocare, Inc.
- --------------

The Partnership recorded an increase in fair value of $120,143 to reflect the publicly-traded market price at December 31, 1994; a portion of the investment fair value was adjusted to reflect a 25% discount for restricted securities.

Viewlogic Systems, Inc.
- -----------------------

The Partnership recorded a decrease in fair value of $1,944,442 to reflect the publicly-traded market price at December 31, 1994;
a portion of the investment fair value was adjusted to reflect a 25% discount for restricted securities.

Wasatch Education Systems Corporation
- -------------------------------------

The Partnership recorded a decrease in fair value of $287,039 based on the publicly-traded market price of this investment at December 31, 1994; the fair value was adjusted to reflect a 25% discount for restricted securities. In 1993, based on a June 1993 financing round and the relatively low level of common stock trading to set a market price, the fair value for the company's preferred and common stock was estimated to be $1.00 per share. Since there has not been a recent round of financing, the publicly-traded market price is used to value common stock and warrants at December 31, 1994. The Managing General Partner believes the best valuation at this time for the preferred shares is $1.00 per share.

7.  Secured Notes Receivable, Net
    -----------------------------

At December 31, 1994 and 1993, secured notes receivable consisted of:

                                               1994       1993
                                               ----       ----
Secured notes receivable                  $ 475,000     600,000
Accrued interest                            117,814      60,356
Unamortized discount related to warrants       (788)     (1,971)
                                            -------     -------

  Total secured notes receivable,
   net (cost basis)                         592,026     658,385

  Allowance for loan losses                (109,000)    (68,000)
                                            -------     -------

  Total secured notes receivable,
   net (fair value)                       $ 483,026     590,385
                                            =======     =======


Changes in the allowance for loan losses were as follows:



                                             1994        1993
                                             ----        ----

Balance, beginning of year                $ 68,000      216,000
                                           -------      -------

Increase in provision for loan losses       41,000      190,000

Secured notes receivable write-offs:
  Computer systems and software                 --     (338,000)
                                           -------      -------

Change in net unrealized fair value of
 secured notes receivable                   41,000     (148,000)
                                           -------      -------

Balance, end of year                      $109,000       68,000
                                           =======      =======


The increase in provision for loan losses is generally comprised of realized loan losses, net of recognized recoveries, and a change in net unrealized fair value based upon the level of loan loss reserves deemed adequate by the Managing General Partner.

The allowance for loan losses is adjusted based upon changes to the portfolio size and risk profile. Although the allowance for loan losses is established by evaluating individual debtor repayment ability, the allowance represents the Managing General Partner's assessment of the portfolio as a whole.

The interest rate on secured notes receivable at December 31, 1994 was 12%.

The principal balance of $475,000 is scheduled to be repaid in 1995. The Managing General Partner may at times need to restructure notes by either extending maturity dates or converting notes to equity investments to increase the ultimate collectibility of investments to the Partnership.

8.  Cash and Cash Equivalents
    -------------------------

Cash and cash equivalents at December 31, 1994 and 1993 consisted of:

                                                1994       1993
                                                ----       ----

Demand accounts                                 $421        5,983
Money-market accounts                              0       62,529
                                                 ---       ------

  Total                                         $421       68,512
                                                 ===       ======


9.  Short-Term Borrowings
    ---------------------

During the first quarter of 1994, the Partnership established a new line of credit with a financial institution. This line of credit will expire on April 5, 1995; however, the Managing General Partner plans to renew the line of credit. The maximum borrowing capacity at December 31, 1994 was $3,300,000; however, the actual borrowing capacity in the future may be lower based on collateral value. During 1993, the Partnership maintained a margin account with a brokerage firm, which was replaced by the line of credit. The outstanding balance at December 31, 1994 was $2,889,002. The maximum and weighted average amounts outstanding during 1994 were $2,889,002 and $2,552,627, respectively, and $2,236,971 and $1,551,679, correspondingly, in 1993. The year-
end and weighted average interest rate during the year ended December 31, 1994 were 8.5% and 7.14%, respectively. In 1993, both the year-end and weighted average interest rates were 6%.
In 1994 and 1993, interest expense of $185,782 and $86,971, respectively, were recorded on short-term borrowings. The Partnership's investments in Viewlogic Systems, Inc. and Cytocare, Inc. are pledged as collateral.

10.  Change in Method of Accounting for Investments
     ----------------------------------------------

In 1993 the Partnership changed its method of accounting and reporting for investments from a cost basis to a fair value basis. The newly adopted accounting principle is preferable because it provides more meaningful financial information and more accurately reflects the current values of the Partnership's portfolio assets.

Under the cost basis method of accounting, 1993 net loss would have been $2,659,852, or $158 per Unit, as changes in fair value would not have been reflected on the Statements of Operations.

The cumulative effect of the change on prior periods is presented as a separate item on the 1993 Statement of Operations.

11.  Subsequent Events
     -----------------

For the Partnership's public portfolio companies at year end, Viewlogic Systems, Inc. had a material fair value change subsequent to December 31, 1994. This change reflects changes in common stock prices which fluctuate daily on stock exchanges.

As of February 24, 1995, the fair value for Viewlogic Systems,
Inc. decreased to $5,417,202, compared to $9,572,352 at December
31, 1994.

                              SIGNATURES
                              ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                TECHNOLOGY FUNDING PARTNERS I

                           By:  TECHNOLOGY FUNDING INC.
                                Managing General Partner




Date:  March 17, 1995      By:       /s/Frank R. Pope
                                ---------------------------------
                                     Frank R. Pope
                                     Executive Vice President and
                                     Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

          Signature          Capacity                   Date
          ---------          --------                   ----

   /s/Charles R. Kokesh      President, Chief      March 17, 1995
- ------------------------     Executive Officer
Charles R. Kokesh            and Chairman of
                             Technology Funding Inc.
                             and Managing General
                             Partner of Technology
                             Funding Ltd.

   /s/Frank R. Pope          Executive Vice        March 17, 1995
- ------------------------     President, Chief
Frank R. Pope                Financial Officer,
                             Secretary and a
                             Director of Technology
                             Funding Inc. and a
                             General Partner of
                             Technology Funding Ltd.

   /s/Gregory T. George      Group Vice President  March 17, 1995
- --------------------------   of Technology Funding
Gregory T. George            Inc. and a General
                             Partner of Technology
                             Funding Ltd.


The above represents a majority of the Board of Directors of Technology Funding Inc. and a majority of the General Partners of Technology Funding Ltd.