Form 10-Q
period 1995-03-31
TECHNOLOGY FUNDING PARTNERS I
filed 1995-05-12
CIK 744964

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the period ended March 31, 1995

                                    OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

            For the transition period from N/A to N/A
                                           ---    ---

                      Commission File No. 0-13554

                      TECHNOLOGY FUNDING PARTNERS I
          ------------------------------------------------------
          (Exact name of Registrant as specified in its charter)

          CALIFORNIA                            77-0020778
 -----------------------------      ----------------------------------
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
incorporation or organization)

2000 Alameda de las Pulgas, Suite 250
San Mateo, California                                           94403
- ---------------------------------------                      --------
(Address of principal executive offices)                    (Zip Code)

                              (415) 345-2200
             --------------------------------------------------
            (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                              ---  ---

No active market for the units of limited partnership interests
("Units") exists, and therefore the market value of such Units cannot be determined.

I.       FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
- --------------

                                       (unaudited)
                                         March 31,      December 31,
                                           1995             1994
                                        ----------      -------------
ASSETS

Investments:
 Equity investments (cost basis
   of $2,768,651 at both
   1995 and 1994)                      $7,840,052         12,622,577
 Secured notes receivable, net
   (cost basis of $606,364 and
   $592,026 at 1995 and 1994,             501,364            483,026
   respectively)                        ---------         ----------

      Total investments                 8,341,416         13,105,603

Cash and cash equivalents                     794                421

Prepaid management fees                    83,190             83,190

Due from related parties                       --              3,051
                                        ---------         ----------

     Total                             $8,425,400         13,192,265
                                        =========         ==========


LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses  $   23,650             27,194

Due to related parties                     27,083                 --

Short-term borrowings                   3,045,620          2,889,002
                                        ---------         ----------

     Total liabilities                  3,096,353          2,916,196

Commitments and subsequent events
(Notes 2 and 4)

Partners' capital:
 Limited Partners
  (Units outstanding of
  16,643 for both 1995 and 1994)          275,358            442,170
 General Partners                          87,288             88,973
 Net unrealized fair value increase
  (decrease) from cost:
  Equity investments                    5,071,401          9,853,926
  Secured notes receivable               (105,000)          (109,000)
                                        ---------         ----------

    Total partners' capital             5,329,047         10,276,069
                                        ---------         ----------

     Total                             $8,425,400         13,192,265
                                        =========         ==========

See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS (unaudited)
- ------------------------------------

                                  For the Three Months Ended March 31,
                                  -----------------------------------
                                               1995           1994
                                               ----           ----
Interest income                            $    14,456        13,067

Costs and expenses:
 Management fees                                83,190        83,190
 Operating expenses:
  Administrative and investor
   services                                     19,776        37,519
  Investment operations                          1,568         8,007
  Professional fees                              5,538         6,970
  Computer services                              5,764         9,794
  Interest expense                              67,117        33,527
                                             ---------     ---------

     Total operating expenses                   99,763        95,817
                                             ---------     ---------

  Total costs and expenses                     182,953       179,007
                                             ---------     ---------

Net realized loss                             (168,497)     (165,940)

Change in net unrealized fair value:
  Equity investments                        (4,782,525)    1,762,890
  Secured notes receivable                       4,000       (35,000)
                                             ---------     ---------

Net (loss) income                          $(4,947,022)    1,561,950
                                             =========     =========

Net realized loss per Unit                 $       (10)          (10)
                                             =========     =========

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
- ------------------------------------

                                 For the Three Months Ended March 31,
                                --------------------------------------
                                            1995             1994
                                            ----             ----

Cash flows from operating activities:
 Cash paid to related parties           $  (73,781)       (120,418)
 Cash paid to vendors                      (15,465)        (23,580)
 Interest received                             118             474
 Interest paid on short-term borrowings    (67,117)        (33,527)
                                         ---------       ---------

     Net cash used by operating
      activities                          (156,245)       (177,051)
                                         ---------       ---------

Cash flows from financing activities:
 Proceeds from short-term borrowings,
  net                                      156,618         118,001
                                         ---------       ---------

     Net cash provided by financing
      activities                           156,618         118,001
                                         ---------       ---------

Net increase (decrease) in cash and
 cash equivalents                              373         (59,050)

Cash and cash equivalents at beginning
 of year                                       421          68,512
                                         ---------       ---------

Cash and cash equivalents at March 31  $       794           9,462
                                         =========       =========


Reconciliation of net (loss) income to
 net cash used by operating activities:

Net (loss) income                      $(4,947,022)      1,561,950

Adjustments to reconcile net (loss) income
 to net cash used by operating activities:
  Change in net unrealized fair value:
    Equity investments                   4,782,525      (1,762,890)
    Secured notes receivable                (4,000)         35,000

  Changes in:
    Accrued interest on subordinated and
     secured notes receivable              (14,250)        (12,443)
    Due to/from related parties             30,134           7,419
    Other, net                              (3,632)         (6,087)
                                         ---------       ---------

Net cash used by operating activities  $  (156,245)       (177,051)
                                         =========       =========


See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
- -----------------------------------------

1.     General
       -------

In the opinion of the Managing General Partner, the Balance Sheets as of March 31, 1995 and December 31, 1994 and the related Statements of Operations and Statements of Cash Flows for the three months ended March 31, 1995 and 1994, reflect all adjustments which are necessary for a fair presentation of the financial position, results of operations and cash flows for such periods. These statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1994. The following notes to financial statements for activity through March 31, 1995 supplement those included in the Annual Report on Form 10-K.

2.     Financing of Partnership Operations
       -----------------------------------

The Managing General Partner expects cash received from the liquidation of Partnership investments and the collection of notes receivable will provide the necessary liquidity to service Partnership debt and fund Partnership operations. Until such future proceeds are received, the Partnership may be dependent upon the financial support of the Managing General Partner to fund operations. The Managing General Partner has committed to support the Partnership's working capital requirements through advances as necessary.


3.     Related Party Transactions
       --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. Related party expenses for the three months ended March 31, 1995 and 1994 were as follows:

                                         1995                1994
                                         ----                ----
Management fees                        $83,190              83,190

Reimbursable operating expenses         20,725              44,647

Certain reimbursable expenses have been accrued based upon interim estimates prepared by the Managing General Partner and are adjusted to actual costs periodically. At March 31, 1995 due to related parties for such costs was $27,083 compared to due from related parties of $3,051 at December 31, 1994.

Officers of the General Partners occasionally receive stock options as compensation for serving on the Boards of Directors of portfolio companies. At March 31, 1995, the Partnership had an indirect interest in such options, worth approximately $4,644, in non-transferable
Viewlogic Systems, Inc. and Cytocare, Inc. options.

4.     Equity Investments
       ------------------

A complete listing of the Partnership's equity investments at December 31, 1994 is in the 1994 Annual Report. Activity from January 1, 1995 through March 31, 1995 consisted of



                                                             January 1 -
                                                           March 31, 1995
                                           Principal      ---------------
                              Investment   Amount or     Cost         Fair
Industry/Company   Position      Date        Shares      Basis        Value
- ----------------   --------   ----------   ---------     -----        -----
Balance at January 1, 1995                            $2,768,651     12,622,577
                                                       ---------     ----------

Significant changes:

Electronic Design Automation
- ----------------------------
Viewlogic Systems,
 Inc.              Common shares   12/91     555,460           0     (4,815,915)

Industrial/Business Automation
- ------------------------------
Acuity Imaging,
 Inc.              Common shares   03/88      24,916           0         77,863

Medical
- -------
Cytocare, Inc.     Common shares   06/88     211,351           0        (44,882)
                                                       ---------     ----------

Total significant changes during
 the three months ended March 31, 1995                         0     (4,782,934)

Other changes, net                                             0            409
                                                       ---------     ----------
Total equity investments at March 31, 1995            $2,768,651      7,840,052
                                                       =========     ==========





Marketable Equity Securities
- ----------------------------

At March 31, 1995 and December 31, 1994, marketable equity securities had aggregate costs of $657,201 and $656,330, respectively, and aggregate fair values of $5,008,968 and $9,204,804, respectively. The net unrealized gains at March 31, 1995 and December 31, 1994 included gross gains of $4,351,767 and $8,548,474, respectively.

Acuity Imaging, Inc.
- --------------------

The increase in fair value in the above table of $77,863 reflected the publicly-traded unrestricted market value of $252,900 at March 31, 1995. In April 1995, the company announced a definitive agreement to become a subsidiary of Robotic Vision Systems Inc. ("RVSI"), a public company. A targeted date for the completion of the merger has not been announced as the merger is still subject to various conditions customary for transactions of this nature and stockholder approval. Upon consummation of the merger, the Partnership will exchange its common share holdings in Acuity for approximately 27,000 RVSI common shares; at May 5, 1995, these shares had an approximate market value of $227,000.

Cytocare, Inc.
- --------------

The Partnership recorded a decrease in fair value of $44,882 to reflect the publicly-traded market price at March 31, 1995; a portion of the investment fair value was adjusted to reflect a 25% discount for restricted securities.

Viewlogic Systems, Inc.
- -----------------------

The Partnership recorded a decrease in fair value of $4,815,915 to reflect the publicly-traded market price at March 31, 1995; a portion of the investment fair value was adjusted to reflect a 25% discount for restricted securities.

As of May 5, 1995, the fair value increased to $5,617,839 compared to $4,756,437 at March 31, 1995. This change reflects changes in common stock prices which fluctuate daily on stock exchanges. The Managing General Partner continues to believe that its investment is capable of a higher future value.

5.     Secured Notes Receivable, Net
       -----------------------------

Activity from January 1, 1995 through March 31, 1995 consisted of:



Balance at January 1, 1995                         $483,026

1995 Activity:

Accrued interest                                     14,250
Decrease in allowance for loan losses                 4,000
Other, net                                               88
                                                    -------

     Total secured notes receivable, net
      at March 31, 1995                            $501,364
                                                    =======

The Partnership had accrued interest of $132,064 and $117,814 at March 31, 1995 and December 31, 1994, respectively.


Activity in the allowance for loan losses was as follows:

Balance at January 1, 1995                         $109,000

Change in net unrealized fair value
 of secured notes receivable                         (4,000)
                                                    -------

Balance at March 31, 1995                          $105,000
                                                    =======

The allowance for loan losses is adjusted quarterly based upon changes to the portfolio size and risk profile. Although the allowance is established by evaluating individual debtor repayment ability, the allowance represents the Managing General Partner's assessment of the portfolio as a whole.

6.     Short-term Borrowings
       ---------------------

The Partnership maintains a line of credit with a financial institution, which has been renewed with a maturity date of April 5, 1996. The actual borrowing capacity at March 31, 1995 was $3,300,000. The outstanding balance at March 31, 1995 was $3,045,620. The maximum and weighted average amounts outstanding during the quarter ended March 31, 1995 were $3,045,620 and $3,011,900, respectively. The quarter-end and weighted average interest rate during the three months ended March 31, 1995 were 9.0% and 8.82%, respectively. Interest expense of $67,117 was recorded for the first quarter of 1995. The Partnership's shares in Viewlogic Systems, Inc. and Cytocare, Inc. were pledged as collateral.

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

Liquidity and Capital Resources
- -------------------------------

During the three months ended March 31, 1995, net cash used by operations totaled $156,245. The Partnership paid management fees of $73,781 to the Managing General Partner; the remaining fee and related party operating expenses were accrued. Other operating expenses of $15,465 were paid and interest income of $118 was received. The Partnership also paid $67,117 of interest on short-term borrowings. Net proceeds from short-term borrowings totaled $156,618.

The Partnership has a line of credit account with a financial institution. This line of credit has been renewed with a maturity date of April 5, 1996. The actual borrowing capacity at March 31, 1995 was $3,300,000. The outstanding balance at March 31, 1995 was $3,045,620. The maximum and weighted average amounts outstanding during the three months ended March 31, 1995 were $3,045,620 and $3,011,900, respectively. The Partnership's investments in Viewlogic Systems, Inc. and Cytocare, Inc. were pledged as collateral.

Cash and cash equivalents at March 31, 1995 were nominal, but future proceeds from the sale of investments and General Partner support are expected to be adequate to fund Partnership operations through the next twelve months.

Results of Operations
- ---------------------

Current quarter compared to corresponding quarter in the preceding year
- -----------------------------------------------------------------------

Net loss was $4,947,022 for the three months ended March 31, 1995 compared to a net income of $1,561,950 during the same period in 1994. The change was primarily due to a $6,545,415 decrease in the change in net unrealized fair value of equity investments.

During the quarter ended March 31, 1995, the decrease in fair value of equity investments of $4,782,525 was primarily due to a portfolio company in the electronic design automation industry. During the same quarter in 1993, the increase in fair value of $1,762,890 was primarily due to portfolio companies in the electronic design automation and industrial/business automation industries, partially offset by portfolio companies in the medical industry.

Total operating expenses were $99,763 and $95,517 for the quarters ended March 31, 1995 and 1994, respectively. The slight increase was primarily due to higher short-term borrowings interest expense, mostly offset by lower administrative and investor services, and investment operations expenses as a result of lower overall portfolio activities.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

II.       OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed by the Partnership during the quarter ended March 31, 1995.

(b) Financial Data Schedule for the quarter ended and as of March 31, 1995 (Exhibit 27).

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

                         TECHNOLOGY FUNDING PARTNERS I

                         By:  TECHNOLOGY FUNDING INC.
                              Managing General Partner




Date:  May 12, 1995      By:         /s/Frank R. Pope
                              -----------------------------------
                                     Frank R. Pope
                                     Executive Vice President and
                                     Chief Financial Officer