Form 10-Q
period 1995-06-30
TECHNOLOGY FUNDING PARTNERS I
filed 1995-08-11
CIK 744964

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the period ended June 30, 1995

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

                                       (unaudited)
                                         June 30,      December 31,
                                           1995             1994
                                        ----------     -------------
ASSETS

Investments:
 Equity investments (cost basis
   of $3,187,633 and $2,768,651 at
   1995 and 1994, respectively)        $11,668,911        12,622,577
 Secured notes receivable, net
   (cost basis of $0 and
   $592,026 at 1995 and 1994,                   --           483,026
   respectively)                        ----------        ----------

      Total investments                 11,668,911        13,105,603

Cash and cash equivalents                  211,698               421

Prepaid management fees                     83,190            83,190

Due from related parties                        --             3,051
                                        ----------        ----------

      Total                            $11,963,799        13,192,265
                                        ==========        ==========


LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses  $    14,882            27,194

Due to related parties                       2,552                --

Interest payable                            21,324            17,580

Short-term borrowings                    3,300,000         2,871,422
                                        ----------        ----------

     Total liabilities                   3,338,758         2,916,196

Commitments and subsequent events
(Notes 3 and 4)

Partners' capital:
 Limited Partners
  (Units outstanding of
  16,643 for both 1995 and 1994)            58,664           442,170
 General Partners                           85,099            88,973
 Net unrealized fair value increase
  (decrease) from cost:
  Equity investments                     8,481,278         9,853,926
  Secured notes receivable                      --          (109,000)
                                        ----------        ----------

    Total partners' capital              8,625,041        10,276,069
                                        ----------        ----------

      Total                            $11,963,799        13,192,265
                                        ==========        ==========

See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS (unaudited)
- ------------------------------------


                                           For the Three                 For the Six
                                           Months Ended                  Months Ended
                                             June 30,                     June 30,
                                           -------------                 ------------
                                         1995           1994            1995          1994
                                         ----           ----            ----          ----


Interest income                       $      828        16,407         15,284        29,474

Costs and expenses:
 Management fees                          83,190        83,190        166,380       166,380
 Operating expenses:
   Administrative and investor services   20,101        34,862         39,877        72,381
   Investment operations                   1,645         5,561          3,213        13,568
   Professional fees                      11,078         5,675         16,616        12,645
   Computer services                       5,368         6,435         11,132        16,229
   Interest expense                       72,342        43,401        139,459        76,928
                                       ---------     ---------      ---------     ---------

      Total operating expenses	           110,534        95,934        210,297       191,751
                                       ---------     ---------      ---------     ---------

    Total costs and expenses             193,724       179,124        376,677       358,131
                                       ---------     ---------      ---------     ---------

Net operating loss                      (192,896)     (162,717)      (361,393)     (328,657)

  Net realized gain from
   sales of equity investments           144,184            --        144,184            --

  Realized losses from
   investment write-downs               (170,171)           --       (170,171)           --
                                       ---------     ---------      ---------     ---------
Net realized loss                       (218,883)     (162,717)      (387,380)     (328,657)

Change in net unrealized fair value:
  Equity investments                   3,409,877    (5,761,641)    (1,372,648)   (3,998,751)
  Secured notes receivable               105,000            --        109,000       (35,000)
                                       ---------     ---------      ---------     ---------
Net income (loss)                     $3,295,994    (5,924,358)    (1,651,028)   (4,362,408)
                                       =========     =========      =========     =========

Net realized loss per Unit            $      (13)          (10)           (23)          (20)
                                       =========     =========      =========     =========


See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
- ------------------------------------

                                  For the Six Months Ended June 30,
                                  ---------------------------------
                                            1995             1994
                                            ----             ----

Cash flows from operating activities:
 Cash paid to related parties           $  (202,849)      (244,311)
 Cash paid to vendors                       (41,078)       (41,015)
 Interest received                            2,468          1,564
 Interest paid on short-term borrowings    (135,715)       (63,806)
                                          ---------      ---------

     Net cash used by operating
      activities                           (377,174)      (347,568)
                                          ---------      ---------

Cash flows from investing activities:
 Proceeds from sales of equity investments  159,873             --
                                          ---------      ---------

     Net cash provided by investing
      activities                            159,873             --
                                          ---------      ---------

Cash flows from financing activities:
 Proceeds from short-term borrowings,
  net                                       428,578        279,201
                                          ---------      ---------

     Net cash provided by financing
      activities                            428,578        279,201
                                          ---------      ---------

Net increase (decrease) in cash and
 cash equivalents                           211,277        (68,367)

Cash and cash equivalents at beginning
 of year                                        421         68,512
                                          ---------      ---------

Cash and cash equivalents at June 30    $   211,698            145
                                          =========      =========


Reconciliation of net loss to net
 cash used by operating activities:

Net loss                                $(1,651,028)    (4,362,408)

Adjustments to reconcile net loss to net
 cash used by operating activities:
  Net realized gain from sales
   of equity investments                   (144,184)            --
  Realized losses from investment
   write-downs                              170,171             --
  Change in net unrealized fair value:
    Equity investments                    1,372,648      3,998,751
    Secured notes receivable               (109,000)        35,000

  Changes in:
    Accrued interest on subordinated and
     secured notes receivable               (12,028)       (27,610)
    Accounts payable and accrued expenses   (12,312)        (9,085)
    Interest payable                          3,744         13,122
    Due to/from related parties               5,603          4,962
    Other, net                                 (788)          (300)
                                          ---------      ---------

Net cash used by operating activities   $  (377,174)      (347,568)
                                          =========      =========

Non-cash investing activities:

Conversion of secured notes receivable
 to equity investments                  $   475,000             --
                                          =========       ========


See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
- -----------------------------------------

1.     General
       -------

In the opinion of the Managing General Partner, the Balance Sheets as of June 30, 1995 and December 31, 1994 and the related Statements of Operations for the three and six months ended June 30, 1995 and 1994, and Statements of Cash Flows for the six months ended June 30, 1995 and 1994, reflect all adjustments which are necessary for a fair presentation of the financial position, results of operations and cash flows for such periods. These statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1994. The following notes to financial statements for activity through June 30, 1995 supplement those included in the Annual Report on Form 10-
K. Certain 1994 balances have been reclassified to conform with the 1995 financial statement presentation. Allocation of income and loss to Limited and General Partners is based on cumulative income and loss. Adjustments, if any, are reflected in the current quarter balances.

2.     Financing of Partnership Operations
       -----------------------------------

The Managing General Partner expects cash received from the liquidation of Partnership investments will provide the necessary liquidity to service Partnership debt and fund Partnership operations. Until such future proceeds are received, the Partnership may be dependent upon the financial support of the Managing General Partner to fund operations. The Managing General Partner has committed to support the Partnership's working capital requirements through advances as necessary.


3.     Related Party Transactions
       --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. Related party expenses for the six months ended June 30, 1995 and 1994 were as follows:

                                         1995                1994
                                         ----                ----
Management fees                        $166,380             166,380

Reimbursable operating expenses          42,072              82,893

Certain reimbursable expenses have been accrued based upon interim estimates prepared by the Managing General Partner and are adjusted to actual costs periodically. At June 30, 1995 due to related parties for such costs was $2,552 compared to due from related parties of $3,051 at December 31, 1994.

Officers of the General Partners occasionally receive stock options as compensation for serving on the Boards of Directors of portfolio companies. At June 30, 1995, the Partnership had an indirect interest in such options, worth approximately $8,599, in non-transferable Viewlogic Systems, Inc. and Cytocare, Inc. options.

4.     Equity Investments
       ------------------

A complete listing of the Partnership's equity investments at December 31, 1994 is in the 1994 Annual Report. Activity from January 1, 1995 through June 30, 1995 consisted of



                                                             January 1 -
                                                            June 30, 1995
                                           Principal      ---------------
                              Investment   Amount or     Cost         Fair
Industry/Company   Position      Date        Shares      Basis        Value
- ----------------   --------   ----------   ---------     -----        -----
Balance at January 1, 1995                            $2,768,651     12,622,577
                                                       ---------     ----------

Significant changes:

Computer Systems and Software
- -----------------------------
Wasatch Education  Series C
 Systems           Preferred
 Corporation       shares          06/95     475,000     475,000        475,000

Electronic Design Automation
- ----------------------------
Viewlogic Systems, Common
 Inc.              shares          12/91     555,460           0     (2,379,145)

Industrial/Business Automation
- ------------------------------
Acuity Imaging,    Common
 Inc.              shares          03/88      11,842     (15,689)       (35,890)
CogniSense         Series A
                   Preferred
                   shares          09/92      26,723     (40,329)             0

Medical
- -------
Cardiac Science,   Common          07/91-
 Inc.              shares          09/94   1,157,574           0         45,196
CEMAX, Inc.        Common shares   06/86       6,242           0         (9,363)
CEMAX, Inc.        Redeemable
                   Convertible
                   Series A,B,C,D
                   Preferred       05/92-
                   shares          10/94     398,479    (290,339)      (283,795)
CEMAX-ICON, Inc.   Common shares   06/95     169,819     290,339        594,366
Cytocare, Inc.     Common shares   06/88     211,351           0        639,666
                                                       ---------     ----------

Total significant changes during
 the six months ended June 30, 1995                      418,982       (953,965)

Other changes, net                                             0            299
                                                       ---------     ----------
Total equity investments at June 30, 1995             $3,187,633     11,668,911
                                                       =========     ==========



Marketable Equity Securities
- ----------------------------

At June 30, 1995 and December 31, 1994, marketable equity securities had aggregate costs of $996,044 and $656,330, respectively, and aggregate fair values of $9,099,673 and $9,204,804, respectively. The net unrealized gains at June 30, 1995 and December 31, 1994 included gross gains of $8,103,629 and $8,548,474, respectively.

Acuity Imaging, Inc.
- --------------------

In June 1995, the Partnership sold 13,074 common shares of Acuity Imaging, Inc. for total proceeds of $159,873 and realized a gain of $144,184. In addition, the decrease in fair value of $35,890 reflected the publicly-traded unrestricted market value of $139,147 at June 30, 1995.

In April 1995, the company announced a definitive agreement to merge with Robotic Vision Systems Inc. ("RVSI"), a public company. A targeted date for the completion of the merger has not been announced as the merger is still subject to various conditions customary for transactions of this nature. Upon consummation of the merger, the Partnership will exchange its remaining common share holdings in Acuity for approximately 9,071 RVSI common shares; at August 4, 1995, these shares had an approximate market value of $150,800.

CEMAX-ICON, Inc./CEMAX, Inc.
- ----------------------------

In June 1995, CEMAX, Inc. merged with ICON Medical Systems creating a new entity named CEMAX-ICON, Inc. The Partnership's CEMAX, Inc. investment holdings were exchanged for 169,819 shares of CEMAX-ICON, Inc. common stock. Subsequent to the merger, the company completed a new round of financing at a higher valuation resulting in an increase in the change in fair value of $301,208 for the Partnership's investment.

CogniSense
- ----------

The company has sold its technology and will cease operations. Based on the Managing General Partner's opinion, a write-off of $40,329 was recorded in June 1995.

Viewlogic Systems, Inc.
- -----------------------

The Partnership recorded a decrease in fair value of $2,379,145 to reflect the publicly-traded market price at June 30, 1995. The Managing General Partner continues to believe that its investment is capable of a higher future value.

Wasatch Education Systems Corporation
- -------------------------------------

In June 1995, the Partnership converted its secured notes receivable totaling $475,000 into 475,000 Series C Preferred shares at $1.00 per share. As part of the conversion, the Partnership wrote off or reversed accrued interest totaling $139,499.

Other Equity Investments
- ------------------------

Other significant changes reflected above relate to market value fluctuations and the elimination of a discount relating to selling restrictions for publicly-traded portfolio companies. The Partnership's investment in Cardiac Science, Inc. is partially restricted.

5.     Secured Notes Receivable, Net
       -----------------------------

Activity from January 1, 1995 through June 30, 1995 consisted of:



Balance at January 1, 1995                        $ 483,026

1995 Activity:

Conversion of secured notes receivable
 to equity investment                              (475,000)
Write-off of accrued interest                      (129,842)
Decrease in allowance for loan losses               109,000
Other, net                                           12,816
                                                    -------

     Total secured notes receivable, net
      at June 30, 1995                            $      --
                                                    =======

Refer to Note 4, Equity Investments, for disclosure regarding the note conversion and interest write-off. The Partnership holds no other note receivable.

There was no accrued interest at June 30, 1995, compared to $117,814 at December 31, 1994. Also, the beginning of year allowance for loan losses of $109,000 was eliminated.

6.     Short-term Borrowings
       ---------------------

The Partnership maintains a line of credit with a financial institution, which has been renewed with a maturity date of April 5, 1996. At June 30, 1995, the outstanding balance was $3,300,000; the Partnership may not make additional draws as the maximum borrowing capacity has been reached. The weighted-average interest rates during the six months ended June 30, 1995 and 1994 were 9% and 6.45%, respectively. The Partnership's shares in Viewlogic Systems, Inc. and Cytocare, Inc. are pledged as collateral.

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

Liquidity and Capital Resources
- -------------------------------

During the six months ended June 30, 1995, net cash used by operating activities totaled $377,174. The Partnership paid management fees of $166,380 to the Managing General Partner and reimbursed related parties for operating expenses of $36,469 during the six months ended June 30, 1995. Other operating expenses of $41,078 were paid and interest income of $2,468 was received. The Partnership also paid $135,715 in interest on short-term borrowings.

During the six months ended June 30, 1995, proceeds from sales of equity investments were $159,873.

The Partnership has a line of credit account with a financial institution. This line of credit has been renewed with a maturity date of April 5, 1996. At June 30, 1995, the outstanding balance was $3,300,000; the Partnership may not make additional draws as the maximum borrowing capacity has been reached. Net proceeds from short-term borrowings for the six months ended June 30, 1995 totaled $428,578. The Partnership's investments in Viewlogic Systems, Inc. and Cytocare, Inc. are pledged as collateral.

Cash and cash equivalents at June 30, 1995 were $211,698. Future proceeds from the sale of investments and General Partner support are expected to be adequate to fund Partnership operations through the next twelve months.

Results of Operations
- ---------------------

Current quarter compared to corresponding quarter in the preceding year
- -----------------------------------------------------------------------

Net income was $3,295,994 compared to a net loss of $5,924,358 for the three months ended June 30, 1995 and 1994, respectively. The change was primarily due to a $9,171,518 increase in the change in net unrealized fair value of equity investments.

During the quarter ended June 30, 1995, the increase in the fair value of equity investments of $3,409,877 was primarily due to portfolio companies in the electronic design automation and medical industries. During the same quarter in 1994, the decrease of $5,761,641 was primarily due to a portfolio company in the electronic design automation industry.

In 1995, realized losses from investment write-downs totaled $170,171 related to the write-off of accrued interest on secured notes receivable to Wasatch Education Systems Corporation as discussed in Note 4 to the financial statements. No such write-down was recorded in 1994.

During the three months ended June 30, 1995, the Partnership realized a gain of $144,184 from sales of equity investments in Acuity Imaging, Inc. No such gain was realized for the same period in 1994.

The Partnership recorded an increase of $105,000 in the fair value of secured notes receivable in 1995 in order to eliminate the allowance for loan losses as there were no secured notes receivable outstanding. No such increase was recorded in 1994.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

Current six months compared to corresponding six months in the preceding
- ------------------------------------------------------------------------
year
- ----

Net loss totaled $1,651,028 and $4,362,408 for the six months ended June 30, 1995 and 1994, respectively. The decrease was primarily due to a $2,626,103 increase in the change in net unrealized fair value of equity investments, a $144,184 realized gain from sales of equity investments, and a $144,000 increase in the change in net unrealized fair value of secured notes receivable. These changes were partially offset by a $170,171 increase in realized losses from investment write-downs.

During the six months ended June 30, 1995, the $1,372,648 decrease in fair value of equity investments was primarily due to a portfolio company in the electronic design automation industry, partially offset by a portfolio company in the medical industry. During the same period in 1994, the decrease of $3,998,751 was primarily due to portfolio companies in the electronic design automation and medical industries.

During the six months ended June 30, 1995, the Partnership realized a gain of $144,184 from sales of equity investments in Acuity Imaging, Inc. No such gain was realized in 1994.

During the six months ended June 30, 1995, the Partnership recorded an increase in the fair value of secured notes receivable of $109,000 in order to eliminate the allowance for loan losses as there were no secured notes receivable outstanding. A $35,000 decrease was recorded for the same period in 1994.

In 1995, realized losses from investment write-downs totaled $170,171, related to the write-off of accrued interest as discussed in the above section. No such write-down was recorded in 1994.

II.       OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed by the Partnership during the quarter ended June 30, 1995.

(b) Financial Data Schedule for the quarter ended and as of June 30, 1995 (Exhibit 27).

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

                         TECHNOLOGY FUNDING PARTNERS I

                         By:  TECHNOLOGY FUNDING INC.
                              Managing General Partner




Date:  August 11, 1995   By:         /s/Frank R. Pope
                              -----------------------------------
                                     Frank R. Pope
                                     Executive Vice President and
                                     Chief Financial Officer