Form 10-Q
period 1995-09-30
TECHNOLOGY FUNDING PARTNERS I
filed 1995-11-13
CIK 744964

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the period ended September 30, 1995

                                    OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

            For the transition period from N/A to N/A
                                           ---    ---

                      Commission File No. 0-13554

                      TECHNOLOGY FUNDING PARTNERS I
          ------------------------------------------------------
          (Exact name of Registrant as specified in its charter)

          CALIFORNIA                            77-0020778
 -----------------------------      ----------------------------------
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
incorporation or organization)

2000 Alameda de las Pulgas, Suite 250
San Mateo, California                                           94403
---------------------------------------                      --------
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

I.       FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
--------------

                                       (unaudited)
                                       September 30,   December 31,
                                           1995             1994
                                        ----------     -------------
ASSETS

Investments:
 Equity investments (cost basis
   of $3,173,422 and $2,768,651 at
   1995 and 1994, respectively)        $12,657,788        12,622,577
 Secured notes receivable, net
   (cost basis of $0 and
   $592,026 at 1995 and 1994,                   --           483,026
   respectively)                        ----------        ----------

      Total investments                 12,657,788        13,105,603

Cash and cash equivalents                  146,784               421

Prepaid management fees                     83,190            83,190

Due from related parties                        --             3,051
                                        ----------        ----------

      Total                            $12,887,762        13,192,265
                                        ==========        ==========


LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses  $    20,072            27,194

Due to related parties                         723                --

Interest payable                            20,854            17,580

Short-term borrowings                    3,300,000         2,871,422
                                        ----------        ----------

     Total liabilities                   3,341,649         2,916,196

Commitments and subsequent events
 (Notes 1, 3, and 7)

Partners' capital:
 Limited Partners
  (Units outstanding of
  16,643 for both 1995 and 1994)                --           442,170
 General Partners                           61,747            88,973
 Net unrealized fair value increase
  (decrease) from cost:
  Equity investments                     9,484,366         9,853,926
  Secured notes receivable                      --          (109,000)
                                        ----------        ----------

    Total partners' capital              9,546,113        10,276,069
                                        ----------        ----------

      Total                            $12,887,762        13,192,265
                                        ==========        ==========

See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS (unaudited)
------------------------------------


                                           For the Three                 For the Nine
                                           Months Ended                  Months Ended
                                           September 30,                 September 30,
                                           -------------                 ------------
                                         1995           1994            1995          1994
                                         ----           ----            ----          ----


Interest income                       $      516        16,029         15,800        45,503

Costs and expenses:
 Management fees                          83,190        83,190        249,570       249,570
 Operating expenses:
   Administrative and investor services   17,541        32,574         57,418       104,955
   Investment operations                   1,184         3,733          4,397        17,301
   Professional fees                       5,470         5,412         22,086        18,057
   Computer services                       5,427         7,904         16,559        24,133
   Interest expense                       73,929        50,745        213,388       127,673
                                       ---------     ---------      ---------     ---------

      Total operating expenses	           103,551       100,368        313,848       292,119
                                       ---------     ---------      ---------     ---------

    Total costs and expenses             186,741       183,558        563,418       541,689
                                       ---------     ---------      ---------     ---------

Net operating loss                      (186,225)     (167,529)      (547,618)     (496,186)

  Net realized gain from
   sales of equity investments           104,209            --        248,393            --

  Realized losses from
   investment write-downs                     --            --       (170,171)           --
                                       ---------     ---------      ---------     ---------
Net realized loss                        (82,016)     (167,529)      (469,396)     (496,186)

Change in net unrealized fair value:
  Equity investments                   1,003,088     2,161,194       (369,560)   (1,837,557)
  Secured notes receivable                    --        25,000        109,000       (10,000)
                                       ---------     ---------      ---------     ---------
Net income (loss)                     $  921,072     2,018,665       (729,956)   (2,343,743)
                                       =========     =========      =========     =========

Net realized loss per Unit            $       (4)          (10)           (27)          (30)
                                       =========     =========      =========     =========


See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
------------------------------------

                                 For the Nine Months Ended September 30,
                                 ---------------------------------------
                                              1995             1994
                                              ----             ----

Cash flows from operating activities:
 Cash paid to related parties              $(307,030)        (369,019)
 Cash paid to vendors                        (46,348)         (46,937)
 Interest received                             2,984            1,464
 Interest paid on short-term borrowings     (210,114)        (127,673)
                                             -------        ---------

     Net cash used by operating
      activities                            (560,508)        (542,165)
                                             -------        ---------

Cash flows from investing activities:
 Proceeds from sales of equity investments   278,293               --
                                             -------        ---------

     Net cash provided by investing
      activities                             278,293               --
                                             -------        ---------

Cash flows from financing activities:
 Proceeds from short-term borrowings,
  net                                        428,578          474,076
                                             -------        ---------

     Net cash provided by financing
      activities                             428,578          474,076
                                             -------        ---------

Net increase (decrease) in cash and
 cash equivalents                            146,363          (68,089)

Cash and cash equivalents at beginning
 of year                                         421           68,512
                                             -------        ---------

Cash and cash equivalents at September 30  $ 146,784              423
                                             =======        =========


Reconciliation of net loss to net
 cash used by operating activities:

Net loss                                   $(729,956)      (2,343,743)

Adjustments to reconcile net loss to net
 cash used by operating activities:
  Net realized gain from sales
   of equity investments                    (248,393)              --
  Realized losses from investment
   write-downs                               170,171               --
  Change in net unrealized fair value:
    Equity investments                       369,560        1,837,557
    Secured notes receivable                (109,000)          10,000

  Changes in:
    Accrued interest on subordinated and
     secured notes receivable                     --          (42,943)
    Other, net                               (12,890)          (3,036)
                                             -------        ---------

Net cash used by operating activities      $(560,508)        (542,165)
                                             =======        =========

Non-cash investing activities:

Conversion of secured notes receivable
 to equity investments                     $ 475,000          125,000
                                             =======        =========


See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
-----------------------------------------

1.     General
       -------

In the opinion of the Managing General Partner, the Balance Sheets as of September 30, 1995 and December 31, 1994 and the related Statements of Operations for the three and nine months ended September 30, 1995 and 1994, and Statements of Cash Flows for the nine months ended September 30, 1995 and 1994, reflect all adjustments which are necessary for a fair presentation of the financial position, results of operations and cash flows for such periods. These statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1994. The following notes to financial statements for activity through September 30, 1995 supplement those included in the Annual Report on Form 10-K. Certain 1994 balances have been reclassified to conform with the 1995 financial statement presentation. Allocation of income and loss to Limited and General Partners is based on cumulative income and loss. Adjustments, if any, are reflected in the current quarter balances.

Dissolution of the Partnership
------------------------------

The Managing General Partner decided to seek approval from Limited Partners to terminate the Partnership by the end of 1995. The decision was made because the future potential of the assets is outweighed by the costs of continuing Partnership operations. Subsequent to quarter end, a Consent to Dissolve and Terminate the Partnership was sent to each Limited Partner for voting purposes. A majority in interest of the Limited Partners is required for dissolution.

2.     Financing of Partnership Operations
       -----------------------------------

The Managing General Partner expects existing cash and cash received from the liquidation of Partnership investments will provide the necessary liquidity to service Partnership debt and fund Partnership operations. Until such future proceeds are received, the Partnership may be dependent upon the financial support of the Managing General Partner to fund operations. The Managing General Partner has committed to support the Partnership's working capital requirements through advances as necessary.


3.     Related Party Transactions
       --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. Related party expenses for the nine months ended September 30, 1995 and 1994 were as follows:


                                         1995                1994
                                         ----                ----
Management fees                        $249,570             249,570

Reimbursable operating expenses          61,234             122,206


Certain reimbursable expenses have been accrued based upon interim estimates prepared by the Managing General Partner and are adjusted to actual costs periodically. At September 30, 1995 due to related parties for such costs was $723 compared to due from related parties of $3,051 at December 31, 1994.

Officers of the General Partners occasionally receive stock options as compensation for serving on the Boards of Directors of portfolio companies. At September 30, 1995, the Partnership had an indirect interest in such options, worth approximately $13,816, in non-transferable Viewlogic Systems, Inc. and Medstone International Inc. options.

4.     Equity Investments
       ------------------

A complete listing of the Partnership's equity investments at December 31, 1994 is in the 1994 Annual Report. Activity from January 1, 1995 through September 30, 1995 consisted of



                                                             January 1 -
                                                         September 30, 1995
                                           Principal     ------------------
                              Investment   Amount or     Cost         Fair
Industry/Company   Position      Date        Shares      Basis        Value
----------------   --------   ----------   ---------     -----        -----
Balance at January 1, 1995                            $2,768,651     12,622,577
                                                       ---------     ----------

Significant changes:

Computer Systems and Software
-----------------------------
Wasatch Education  Series C
 Systems           Preferred
 Corporation       shares          06/95     475,000     475,000        475,000

Electronic Design Automation
----------------------------
Viewlogic Systems, Common
 Inc.              shares          12/91     555,460           0     (1,851,458)

Industrial/Business Automation
------------------------------
Acuity Imaging,    Common
 Inc.              shares          03/88      24,916     (29,900)      (175,037)
CogniSense         Series A
                   Preferred
                   shares          09/92      26,723     (40,329)             0

Medical
-------
Cardiac Science,   Common          07/91-
 Inc.              shares          09/94   1,157,574           0         34,728
CEMAX, Inc.        Common shares   06/86       6,242           0         (9,363)
CEMAX, Inc.        Redeemable
                   Convertible
                   Series A,B,C,D
                   Preferred       05/92-
                   shares          10/94     398,479    (290,339)      (283,795)
CEMAX-ICON, Inc.   Common shares   06/95     169,819     290,339        594,366
Medstone           Common shares
 International
 Inc. (formerly
 Cytocare, Inc.)                   06/88     211,351           0      1,250,471
                                                       ---------     ----------

Total significant changes during the
 nine months ended September 30, 1995                    404,771         34,912

Other changes, net                                             0            299
                                                       ---------     ----------
Total equity investments at September 30, 1995        $3,173,422     12,657,788
                                                       =========     ==========



Marketable Equity Securities
----------------------------

At September 30, 1995 and December 31, 1994, marketable equity securities had aggregate costs of $998,316 and $656,330, respectively, and aggregate fair values of $10,116,606 and $9,204,804, respectively. The net unrealized gains at September 30, 1995 and December 31, 1994 included gross gains of $9,118,290 and $8,548,474, respectively.

Acuity Imaging, Inc.
--------------------

In June 1995, the Partnership sold 13,074 common shares of Acuity Imaging, Inc. for total proceeds of $159,873 and realized a gain of $144,184. Then in July and August 1995, the Partnership sold its remaining 11,842 common shares for total proceeds of $118,420 and realized a gain of $104,209.

CEMAX-ICON, Inc./CEMAX, Inc.
----------------------------

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

CogniSense
----------

The company has sold its technology and will cease operations. Based on the Managing General Partner's opinion, a write-off of $40,329 was recorded in June 1995.

Wasatch Education Systems Corporation
-------------------------------------

In June 1995, the Partnership converted its secured notes receivable totaling $475,000 into 475,000 Series C Preferred shares at $1.00 per share. As part of the conversion, the Partnership wrote off or reversed accrued interest totaling $139,499. In addition, the Partnership's existing common warrants were replaced with new five-year warrants with similar exercise prices. New warrants were also received as a result of previous maturity extensions.

Other Equity Investments
------------------------

Other significant changes reflected above relate to market value fluctuations and the elimination of a discount relating to selling restrictions for publicly-traded portfolio companies. The Partnership's investment in Cardiac Science, Inc. is partially restricted.

5.     Secured Notes Receivable, Net
       -----------------------------

Activity from January 1, 1995 through September 30, 1995 consisted of:



Balance at January 1, 1995                        $ 483,026

1995 Activity:

Conversion of secured notes receivable
 to equity investment                              (475,000)
Write-off of accrued interest                      (129,842)
Decrease in allowance for loan losses               109,000
Other, net                                           12,816
                                                    -------

     Total secured notes receivable, net
      at September 30, 1995                       $      --
                                                    =======

Refer to Note 4, Equity Investments, for disclosure regarding the note conversion and interest write-off. The Partnership holds no other note receivable.

There was no accrued interest at September 30, 1995, compared to $117,814 at December 31, 1994. Also, the beginning of year allowance for loan losses of $109,000 was eliminated.

6.     Short-term Borrowings
       ---------------------

The Partnership maintains a line of credit with a financial institution, which has been renewed with a maturity date of April 5, 1996. At September 30, 1995, the outstanding balance was $3,300,000; the Partnership may not make additional draws as the maximum borrowing capacity has been reached. The weighted-average interest rates during the nine months ended September 30, 1995 and the year ended 1994 were 8.86% and 7.14%, respectively. The Partnership's shares in Viewlogic Systems, Inc. and Medstone International Inc. are pledged as collateral.

7.     Subsequent Events
       -----------------

For the Partnership's public portfolio companies at quarter end, Viewlogic Systems, Inc. had a material fair value change subsequent to September 30, 1995. The change reflects changes in common stock prices which fluctuate daily on stock exchanges.

As of November 3, 1995, the fair value for Viewlogic Systems, Inc. decreased to $5,587,928, compared to $7,720,894 at September 30, 1995.

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

During the nine months ended September 30, 1995, net cash used by operating activities totaled $560,508. The Partnership paid management fees of $249,570 to the Managing General Partner and reimbursed related parties for operating expenses of $57,460 during the nine months ended September 30, 1995. Other operating expenses of $46,348 were paid and interest income of $2,984 was received. The Partnership also paid $210,114 in interest on short-term borrowings.

During the nine months ended September 30, 1995, proceeds from sales of equity investments were $278,293.

The Partnership has a line of credit with a financial institution. This line of credit has been renewed with a maturity date of April 5, 1996. At September 30, 1995, the outstanding balance was $3,300,000; the Partnership may not make additional draws as the maximum borrowing capacity has been reached. Net proceeds from short-term borrowings for the nine months ended September 30, 1995 totaled $428,578. The Partnership's investments in Viewlogic Systems, Inc. and Medstone International Inc. are pledged as collateral.

Cash and cash equivalents at September 30, 1995 were $146,784. If the Partnership is not dissolved by year end 1995 as disclosed in Note 1, future proceeds from the sale of investments and General Partner support are expected to be adequate to fund Partnership operations through the next twelve months.

Results of Operations
---------------------

Current quarter compared to corresponding quarter in the preceding year
-----------------------------------------------------------------------

Net income totaled $921,072 and $2,018,665 for the three months ended September 30, 1995 and 1994, respectively. The change was primarily due to a $1,158,106 decrease in the change in net unrealized fair value of equity investments.

During the quarter ended September 30, 1995, equity investment fair values were higher than cost basis by $1,003,088 primarily due to portfolio companies in the medical and electronic design automation industries. During the same quarter in 1994, fair values were higher by $2,161,194 primarily due to portfolio companies in the electronic design automation and medical industries.

During the three months ended September 30, 1995, the Partnership realized a gain of $104,209 from sales of equity investments in Acuity Imaging, Inc. No such gain was realized for the same period in 1994.

The Partnership recorded interest income of $516 and $16,029 for the quarters ended September 30, 1995 and 1994, respectively. In 1995, the interest income was lower due to the conversion of the Partnership's outstanding secured notes receivable to equity investments as discussed in Note 4 to the financial statements.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

Current nine months compared to corresponding nine months in the
----------------------------------------------------------------
preceding year
--------------

Net loss totaled $729,956 and $2,343,743 for the nine months ended September 30, 1995 and 1994, respectively. The decrease in net loss was substantially due to a $1,467,997 increase in the change in net unrealized fair value of equity investments, a $248,393 increase in net realized gain from sales of equity investments, and a $119,000 increase in the change in net unrealized fair value of secured notes receivable. These changes were partially offset by a $170,171 increase in realized losses from investment write-downs.

During the nine months ended September 30, 1995, the $369,560 decrease in fair value of equity investments was primarily due to a portfolio company in the electronic design automation industry, partially offset by a portfolio company in the medical industry. In 1994, the decrease of $1,837,557 was primarily due to portfolio companies in the electronic design automation and medical industries.

In 1995, the Partnership realized a gain of $248,393 from sales of equity investments in Acuity Imaging, Inc. No such gain was realized in 1994.

During the nine months ended September 30, 1995, the Partnership recorded an increase in the fair value of secured notes receivable of $109,000 in order to eliminate the allowance for loan losses as there were no secured notes receivable outstanding. A $10,000 decrease was recorded for the same period in 1994.

In 1995, realized losses from investment write-downs totaled $170,171 primarily related to the write-off of accrued interest on secured notes receivable to Wasatch Education Systems Corporation as discussed in Note 4 to the financial statements. No such write-down was recorded in 1994.

II.       OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed by the Partnership during the quarter ended September 30, 1995.

(b) Financial Data Schedule for the nine months ended and as of September 30, 1995 (Exhibit 27).

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

                         TECHNOLOGY FUNDING PARTNERS I

                         By:  TECHNOLOGY FUNDING INC.
                              Managing General Partner




Date:  November 10, 1995 By:         /s/Frank R. Pope
                              -----------------------------------
                                     Frank R. Pope
                                     Executive Vice President and
                                     Chief Financial Officer